Form 10QSB
period 2000-09-30
WHITE HORSE RESOURCES INC
filed 2001-03-02
CIK 1101909

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:          September 30, 2000
                                     -------------------------------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                 to
                                    ----------------  --------------
           Commission file number              000-29065
                                    ---------------------------------

                           WHITE HORSE RESOURCES, INC.
              -----------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

        Wyoming                                               86-0970010
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (IRS Employer
 of incorporation or organization)                          Identification No.)

                   5505 N Indian Trail, Tucson, Arizona 85750
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (520) 577-1516
                            Issuer's telephone number


              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2000 1,000,000

     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


White Horse Resources, Inc.
(A Development Stage Company)


     We have reviewed the accompanying balance sheets of White Horse Resources, Inc.(a development stage company) as of September 30, 2000 and December 31, 1999, and the related statements of operations for the three and nine months, and cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                                  Respectfully submitted



                                                  /s/ ROBISON, HILL & CO.
                                                  Certified Public Accountants

Salt Lake City, Utah
February 20, 2001

                           WHITE HORSE RESOURCES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                      September 30, December 31,
                                                              2000       1999
                                                             -------    -------
ASSETS ...................................................   $  --      $  --


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable .......................................   $   307    $  --
  Accrued expenses .......................................      --         --
                                                             -------    -------

          Total Liabilities ..............................       307       --
                                                             -------    -------

Stockholders' Equity
Common stock (par value $.001), 100,000,000 shares
  authorized, issued 1,000,000 shares at September 30,
  2000 and December 31, 1999 .............................     1,000      1,000
Paid-In Capital ..........................................     1,125        100
Retained deficit .........................................    (1,075)    (1,075)
Deficit accumulated during development stage .............    (1,357)       (25)
                                                             -------    -------

          Total Stockholders' Equity .....................      (307)      --
                                                             -------    -------

          Total Liabilities and Stockholders' Equity .....   $  --      $  --
                                                             =======    =======
















                 See accompanying notes and accountants' report

                           WHITE HORSE RESOURCES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)





                                                                   Cumulative
                                                                   Since
                                                                   October 20,
                         For the Three Months For the Nine Months  1999
                                    Ended            Ended         Inception of
                                 September 30,     September 30,   Development
                             --------------------  --------------
                                2000      1999     2000     1999    Stage
                             ----------  --------  -----  -------   ------
Revenues ..................  $     --    $   --    $--    $  --     $ --
                             ----------  --------  -----  -------   ------

Expenses
  Selling, general and
    administrative expenses         347      --    1,332     --      1,357
                             ----------  --------  -----  -------   ------

       Net Loss ...........  $     (347) $   --   (1,332) $  -- $    (1,357)
                             ==========  ========  =====  =======   =======



Basic & Diluted loss per
share .....................  $     --    $   --    $--    $  --     $  --
                             ==========  ========  =====  =======   =======





















                 See accompanying notes and accountants' report

                           WHITE HORSE RESOURCES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                     Cumulative
                                                                     Since
                                                                     October 20,
                                                                      1999
                                          For the nine months ended Inception of
                                                     September 30,  Development
                                                   -------------------
                                                    2000       1999      Stage
                                                   -------   ---------  -------
Cash Flows from Operating Activities:
    Net Loss ....................................  $(1,332)  $    --    $(1,357)
    Increase (Decrease) in Accounts Payable .....      307        --        232
                                                   -------   ---------  -------
        Net cash used in operating activities ...   (1,025)       --     (1,125)

Cash Flows from Investing Activities:
        Net cash provided by investing activities     --          --       --
                                                   -------   ---------  -------

Cash Flows from Financing Activities:
    Capital contributed by shareholder ..........    1,025        --      1,125
    Issuance of Common Stock ....................     --          --       --
                                                   -------   ---------  -------
         Net cash provided by
         financing activities ...................    1,025        --      1,125
                                                   -------   ---------  -------

Net change in cash and cash equivalents .........     --          --       --
Cash and cash equivalents at beginning of year ..     --          --       --
                                                   -------   ---------  -------

Cash and cash equivalents at end of year ........  $  --     $    --    $  --
                                                   =======   =========  =======

Supplemental Disclosure of Cash Flow
Information:
    Cash paid during the year for:
        Interest ................................  $  --     $    --    $  --
        Franchise and income taxes ..............  $  --     $    --    $    75

Supplemental Disclosure of Non-Cash Investing and Financing Activities: None





                 See accompanying notes and accountants' report

                           WHITE HORSE RESOURCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the state of Wyoming on August 2, 1996. The Company ceased all operating activities during the period from August 2, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of September 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

     For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

                           WHITE HORSE RESOURCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                             Per-Share
                             Income           Shares         Amount
                             ------           ------         ------
                            (Numerator)     (Denominator)

                            For the three months ended September 30, 2000
Basic Loss per Share
Loss to common shareholders $         (347)     1,000,000   $           -
                            ==============  =============   =============

                            For the nine months ended September 30, 2000
Basic Loss per Share
Loss to common shareholders $       (1,332)     1,000,000   $           -
                            ==============  =============   =============

                            For the three months ended September 30, 1999

Basic Loss per Share
Loss to common shareholders $           -       1,000,000   $           -
                            ==============  =============   =============

                            For the nine months ended September 30, 1999
Basic Loss per Share
Loss to common shareholders $           -       1,000,000   $           -
                            ==============  =============   =============

     The effect of outstanding common stock equivalents are anti-dilutive for September 30, 2000 and 1999 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassification

     Certain reclassifications have been made in the 1999 financial statements to conform with the September 30, 2000 presentation.

                           WHITE HORSE RESOURCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (continued)
                                   (Unaudited)

NOTE 2 - INCOME TAXES

     As of September 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,400 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of September 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

     On October 20,1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 have been restated to reflect the stock split.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion  strategy,  changes in costs of raw  materials,  labor,  and  employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

     As used herein the term "Company" refers to White Horse Resources, Inc., a Wyoming corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

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

Results of Operations

     The Company had no sales or sales revenues for the three months ended September 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

     The Company had no costs of sales revenues for the three months ended September 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years. The Company had $347 and $1,332 in general and administrative expenses for the three and nine month period ended September 30, 2000 and $0 for the same periods in 1999.

     The Company recorded net loss of $347 and $1,332 for the three and nine months ended September 30, 2000 compared to $0 loss for the same periods in 1999.

Capital Resources and Liquidity

     At September 30, 2000, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 1999. The Company had a net working capital deficit of $307 and $0 at September 30, 2000 and December 31, 1999.

     Net stockholders' deficit in the Company was $307 and $0 as of September 30, 2000 and December 31, 1999.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K


           (a)       EXHIBITS


The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:


           Exhibit No.         Exhibit


           *3                  Articles of Incorporation


           *3.2                Bylaws

           *3.1                Amended Articles of Incorporation


           27                  Financial Data Schedule


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-KSB.

     * Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated January 24, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                           WHITE HORSE RESOURCES, INC.
                           ---------------------------
                                  (Registrant)





DATE: February 28, 2001                             By:  /s/
     ------------------------                           ----
                                                    Daniel L. Hodges
                                                    President / CFO and Director